Form 10-Q
period 2021-06-30
Centricus Acquisition Corp.
filed 2021-08-16
CIK 1836935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 16, 2021, there were 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CENTRICUS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CENTRICUS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$793,332	$—
Prepaid expenses and other current assets	678,298	—
Total Current Assets	1,471,630	—

Deferred offering costs	—	216,584
Marketable securities held in Trust Account	345,013,234	—
TOTAL ASSETS	$346,484,864	$216,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$2,490,380	$—
Accrued offering costs	—	121,593
Promissory note – related party	132,990	74,991
Total Current Liabilities	2,623,370	196,584

Warrant liabilities	20,848,334	—
Deferred underwriting fee payable	12,075,000	—
TOTAL LIABILITIES	35,546,704	196,584

Commitments and Contingencies

Class A ordinary shares subject to possible redemption 34,500,000 and no shares at redemption value at June 30, 2021 and December 31, 2020, respectively	345,013,234	—

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 34,500,000 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding, at June 30, 2021 and December 31, 2020(1)	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(34,075,937)	(5,000)
Total Shareholders’ Equity	(34,075,074)	20,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$346,484,864	$216,584

(1)	At December 31, 2020, included up to 1,125,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CENTRICUS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
General and administrative cost	$2,122,472	$3,087,176
Loss from operations	(2,122,472)	(3,087,176)

Other income (expense):
Interest earned on marketable securities held in Trust Account	8,602	13,234
Transaction costs - warrants	—	(688,534)
Change in fair value of warrants	(10,573,084)	(297,834)
Other expense, net	(10,564,482)	(973,134)

Net loss	$(12,686,954)	$(4,060,310)

Basic and diluted weighted average shares outstanding, Class A Ordinary shares subject to possible redemption	31,862,511	31,527,952
Basic and diluted net income per share, Class A Ordinary shares subject to possible redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	11,262,489	10,714,259
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(1.13)	$(0.38)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CENTRICUS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A		Class B		Additional	(Accumulated	Total
	Ordinary Shares		Ordinary Shares		Paid-in	Deficit ) /	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Retained Earnings	Equity
Balance — January 1, 2021	—	$—	8,625,000	$863	$24,137	$(5,000)	$20,000

Sale of 34,500,000 Units, net of underwriting discounts and offering expenses	34,500,000	3,450	—	—	314,223,020	—	314,226,470

Cash paid in excess of fair value for Private Placement Units	—	—	—	—	752,000	—	752,000

Ordinary shares subject to redemption	(31,862,511)	(3,186)	—	—	(314,999,157)	(3,622,767)	(318,625,110)

Net income	—	—	—	—	—	8,626,644	8,626,644

Balance — March 31, 2021	2,637,489	$264	8,625,000	$863	$—	$4,998,877	$5,000,004

Change in value of Ordinary shares subject to redemption	(2,637,489)	(264)	—	—	—	(26,387,860)	(26,388,124)

Net loss	—	—	—	—	—	(12,686,954)	(12,686,954)

Balance – June 30, 2021	—	$—	8,625,000	$863	$—	$(34,075,937)	$(34,075,074)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CENTRICUS ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

Six Months Ended
June 30,
2021
Cash Flows from Operating Activities:
Net loss	$(4,060,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	297,834
Interest earned on marketable securities held in Trust Account	(13,234)
Transaction costs incurred in connection with IPO	688,534
Changes in operating assets and liabilities:
Prepaid expenses	(678,298)
Accrued expenses	2,490,380
Net cash used in operating activities	(1,275,094)

Cash Flows from Investing Activities:
Marketable securities held in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	338,100,000
Proceeds from sale of Private Warrants	9,400,000
Proceeds from promissory note - related party	57,999
Payment of offering costs	(489,573)
Net cash provided by financing activities	$347,068,426

Net Change in Cash	793,332
Cash – Beginning of period	—
Cash – End of period	$793,332

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$309,309,930
Change in value of Class A ordinary share subject to possible redemption	$35,703,304
Deferred underwriting fee payable	$12,075,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

CENTRICUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity from inception through June 30, 2021 relates to the Company’s formation, and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

June 30, 2021

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

CENTRICUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had cash of $793,332 not held in the Trust Account and available for working capital purposes. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating our business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to our Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the public shares upon consummation of our Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet our obligations.

CENTRICUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 3, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 8, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

CENTRICUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of ordinary shares subject to possible redemption are affected by charges against additional paid in capital and accumulated deficit.

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

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value in respect of each reporting period. This liability is subject to re-measurement at each balance sheet date until the Warrants are exercised, and any change in fair value is recognized in our statement of operations. The Public Warrants were initially valued using binomial lattice model incorporating the Cox-Ross Rubenstein methodology. As of June 30, 2021, the Public Warrants were valued using the instrument’s publicly listed trading notice as of the balance sheet date. The Private Warrants were valued using a binomial lattice model incorporating the Cox-Ross- Rubenstein methodology (see Note 9).

CENTRICUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more -likely -than -not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 14,891,667 shares in the calculation of diluted loss per share, since the exercise price of the warrants was above the average market price for the period and the impact would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable ordinary shares as these shares do not have any redemption features. Non-redeemable ordinary shares participate in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

CENTRICUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2021	2021
Class A ordinary Shares subject to possible redemption
Numerator: Earnings allocable to Class A ordinary shares subject to possible redemption
Interest earned on marketable securities held in Trust Account	$8,602	$13,234
Unrealized gain on marketable securities held in Trust Account	—	—
Net earnings	$8,602	$13,234
Denominator: Weighted Average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	31,862,511	31,527,952
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.00

Non-Redeemable Ordinary Shares
Numerator: Net Loss minus Net Earnings
Net loss	$(12,686,954)	$(4,060,310)
Less: Net income allocable to Class A ordinary shares subject to possible redemption	(7,628)	(11,736)
Non-Redeemable Net Loss	$(12,694,582)	$(4,072,046)
Denominator: Weighted Average Non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	11,262,489	10,714,259
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(1.13)	$(0.38)

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

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06- Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

CENTRICUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 3. PUBLIC OFFERING

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,266,667 Private Placement Warrants at a price of  $1.50 per Private Placement Warrant, for an aggregate purchase price of $9,400,000 from the Company in a private placement. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

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

Administrative Services Agreement

The Company entered into an agreement commencing on February 3, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space, administrative and support services. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $50,000 respectively, in fees for these services.

Promissory Note — Related Party

On December 18, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. As of June 30, 2021, there was $132,990 outstanding under the Promissory Note, which is currently due on demand. Borrowings under the Promissory Note are no longer available.

CENTRICUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

NOTE 6. COMMITMENTS

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

Business Combination Agreement

On May 12, 2021, the Company, Arqit Quantum Inc., a Cayman Islands exempted limited liability company (“Pubco”), and Arqit Limited, a company limited by shares incorporated in England (“Arqit”), among others, entered into a Business Combination Agreement (the “Business Combination Agreement”), pursuant to which, among other things, the Company agreed to combine with Arqit in a business combination (the “Proposed Transactions”) whereby the Company will merge with and into Pubco and Pubco will purchase all of the shares of Arqit, making Arqit a direct wholly-owned subsidiary of Pubco. Pubco is a newly formed entity that was formed for the sole purpose of entering into and consummating the transactions set forth in the Business Combination Agreement.

At the Merger Effective Time, (i) each issued and outstanding ordinary share of the Company will automatically be converted into and exchanged for the right to receive one ordinary share of Pubco (“Pubco Ordinary Shares”), (ii) each issued and outstanding Public Warrant of the Company will automatically be converted into and exchanged for the right to receive one Public Warrant of Pubco (“Pubco Public Warrants”) and (iii) each issued and outstanding private warrant of the Company will automatically be converted into and exchanged for the right to receive one private warrant of Pubco (“Pubco Private Warrants” and, collectively with the Pubco Public Warrants, “Pubco Warrants”). Each of the Pubco Public Warrants and Pubco Private Warrants will have substantially the same terms and conditions as are in effect with respect to the Company’s Public Warrants and private warrants immediately prior to the Merger Effective Time (as defined in the Business Combination Agreement).

CENTRICUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

At the Share Acquisition Closing (as defined in the Business Combination Agreement), in consideration for the purchase of Arqit’s share capital, Pubco will:

(1) pay to the Arqit shareholders their Pro Rata Portion (as defined in the Business Combination Agreement) of the lower of (i) the amount (which may be zero) by which the Parent Closing Cash (as defined in the Business Combination Agreement) exceeds $500,000,000, and (ii) $90,000,000 (the “Cash Consideration”) (only if the relevant Arqit shareholder has elected to receive Cash Consideration in accordance with the terms of the Business Combination Agreement); and

(2) issue to the Arqit shareholders their Pro Rata Portion of an aggregate number of Pubco ordinary shares with an aggregate value equal to $900,000,000 less the Cash Consideration, if any (the “Exchange Shares”) (and only if the relevant Arqit shareholder has elected to receive Cash Consideration in accordance with the terms of the Business Combination Agreement).

If the Condition (as defined below) is satisfied within three years following the Share Acquisition Closing Date (as defined in the Business Combination Agreement), Pubco will issue to the Arqit shareholders their Pro Rata Portion of 10,000,000 Pubco ordinary shares.

The date on which the closing price of the Pubco ordinary shares during the three years following the Share Acquisition Closing Date exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any twenty (20) trading days during a thirty (30) consecutive trading day period (the “Condition”).

In connection with the execution of the Business Combination Agreement, the Company and Pubco entered into certain subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to subscribe for and purchase, and Pubco agreed to issue and sell to such PIPE Investors, an aggregate of 7,100,000 Pubco Ordinary Shares at $10.00 per share for gross proceeds of $71,000,000 immediately prior to the Merger Effective Time. The Pubco Ordinary Shares to be issued pursuant to the Subscription Agreements have not been registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. Pubco has agreed to register the resale of the Pubco Ordinary Shares issued in connection with the PIPE financing pursuant to a registration statement that must be filed within 30 days after the consummation of the Proposed Transactions. The Subscription Agreements also contain other customary representations, warranties, covenants and agreements of the parties thereto.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preference Shares  — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were no shares of Class A common stock issued and outstanding, excluding 34,500,000 and no shares of Class A common stock subject to possible redemption, respectively.

The Company determined the common stock subject to redemption to be equal to the redemption value of approximately $10.00 per share of common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Upon considering the impact of the PIPE financing and associated Subscription Agreements, it was concluded that the redemption value should include all the Public Shares resulting in the ordinary shares subject to possible redemption being equal to $345,013,234. This resulted in a measurement adjustment to the initial carrying value of the common stock subject to redemption with the offset recorded to additional paid-in capital and accumulated deficit.

CENTRICUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of  $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 8,625,000  shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

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

CENTRICUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

CENTRICUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

NOTE 9. FAIR VALUE MEASUREMENTS

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

At June 30, 2021, assets held in the Trust Account were comprised of $345,013,234 in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2021, the Company has not withdrawn any of interest earned on the Trust Account.

CENTRICUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2021
Assets:
Marketable securities held in Trust Account	1	$345,013,234

Liabilities:
Warrant Liability – Public Warrants	1	12,075,000
Warrant Liability – Private Placement Warrants	3	8,773,334

As of June 30, 2021, there were 8,625,000 shares of Public Warrants and 6,266,667 shares of Private Placement Warrants.

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying June 30, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

The Public Warrants were initially valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, which is considered to be a Level 3 fair value measurement. As of June 30, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

The Private Placement Warrants were valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility. The expected volatility is determined based on the volatility implied by the market price of the public warrants, and the volatility of guideline public companies that were similar to the acquisition target. These two indications of volatility were weighted equally to come up with the volatility used in the valuation of the Private Placement Warrants.

The key inputs into the binomial lattice model for the Warrants were as follows:

	February 8,
	2021		June 30,
	(Initial Measurement)		2021
	Public	Private	Private
Input	Warrants	Warrants	Warrants
Market price of public shares	$9.66	$9.66	9.90
Risk-free rate	0.54%	0.54%	0.86%
Dividend yield	0.00%	0.00%	0.00%
Exercise price	$11.50	$11.50	11.50
Effective expiration date	6/23/26	6/23/26	5/20/26
One-touch hurdle	$18.10

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 8, 2021	8,648,000	11,902,500	20,550,500
Change in valuation inputs or other assumptions	(4,324,000)	(5,951,250)	(10,275,250)
Fair value as of March 31, 2021	4,324,000	5,951,250	10,275,250
Change in valuation inputs or other assumptions	4,449,334	6,123,750	10,573,084
Fair value as of June 30, 2021	$8,773,334	$12,075,000	$20,848,334

CENTRICUS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021 was $12,075,000.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On July 30, 2021, the Company filed with the SEC, and mailed to its shareholders, a notice of extraordinary general meeting and a definitive proxy statement with respect to an extraordinary general meeting of shareholders to be held on August 31, 2021 at which meeting the Company’s shareholders will be asked to vote on the Proposed Transactions.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 24, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net loss of $12,686,954, which consisted of change in fair value of warrant liability of $10,573,084 and formation and operating costs of $2,122,472 offset by interest earned on marketable securities held in Trust Account of $8,602.

For the six months ended June 30, 2021, we had net loss of $4,060,310, which consisted of change in fair value of warrant liability of $297,834 and formation and operating costs of $3,775,710 offset by interest earned on marketable securities held in Trust Account of $13,234.

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

For the six months ended June 30, 2021, net cash used in operating activities was $1,275,094. Net loss was $4,060,310 impacted by noncash charges related to the change in fair value of the warrant liability of $297,834 and transaction costs associated with the IPO of $688,534, offset by interest earned on marketable securities held in Trust Account of $13,234. Changes in operating assets and liabilities provided $1,812,082 of cash from operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $345,013,234 (including $13,234 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $793,332. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. We account for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A ordinary shares subject to possible redemption outstanding for the period. Net income (loss) per ordinary share, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of shares of non-redeemable ordinary shares outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06- Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due solely to the material weakness we have identified in our internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. We became aware of the need to change the classification of our Warrants when the SEC Statement was issued on April 12, 2021. Upon review of the SEC Statement, management decided to change the accounting treatment for our Warrants to comply with the guidance from the SEC. The decision to change the accounting treatment of the Warrants led management to conclude that there was a material weakness in internal control over financial reporting as of June 30, 2021. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our Initial Public Offering, as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

CENTRICUS ACQUISITION CORP.

Date: August 16, 2021	By:	/s/ Garth Ritchie
	Name:	Garth Ritchie
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Cristina Levis
	Name:	Cristina Levis
	Title:	Chief Financial Officer, Chief Investment Officer and Secretary
(Principal Financial and Accounting Officer)

Date: August 16, 2021	By:	/s/ Manfredi Lefebvre d’Ovidio
	Name:	Manfredi Lefebvre d’Ovidio
	Title:	Chairman of the Board of Directors